Form 10KSB
period 2005-12-31
Global Developments Inc.
filed 2006-11-30
CIK 1375589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:

Global Developments Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0453932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 510 - 999 West Hastings Vancouver, B.C.
V6C 2W2
(Address of principal executive offices)	(Zip Code)

604-685-7552
(Registrant's telephone number, including area code)

Global Developments Inc.
Suite 510 - 999 West Hastings
Vancouver, B.C.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,981,442 Shares of Common Stock, $0.001 par value, outstanding as of December 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1. Financial Statements (Audited)

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Developments Inc (Formerly Autobahn International Inc)
(A Development Stage Company)

We  have  audited  the accompanying  balance  sheets  of  Global  Developments  Inc. (Formerly Autobahn International Inc) (A Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows from inception December 9, 2004, through December 31, 2005 and 2004, and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted  our  audits  in  accordance  with  standards  of  the  Public  Company Accounting Oversight Board (United States). Those standards require that we plan and perform  the  audits  to  obtain  reasonable  assurance  about  whether  the  financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made  by  management, as well as  evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,  the  financial  position  of  Global  Developments  Inc  (Formerly  Autobahn International Inc) (A Development Stage Company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows from inception December 9, 2004, through December 31, 2005 and 2004 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements  have  been  prepared  assuming  that  the Company will continue as a going concern. As discussed in Note 3 to the financial statements,  the  Company’s  net  loss  as  of December 31,  2005  and  2004  raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 3, 2006

GLOBAL DEVELOPMENTS INC.
(Formerly Autobahn International Inc.)

BALANCE SHEET
(A Development Stage Company)
(Stated in US Dollars)
	December 31
	2005	2004
ASSETS

Investments, at fair value	$1,583,364	$-
Cash and equivalents	$1,006	$-
Prepaid and other receivables	$-	$-

TOTAL ASSETS	$1,006	$-

CURRENT LIABILITIES

Accounts payable	$525	$-
Total Current Liabilities	$525	$-

LONG-TERM LIABILITIES

Convertible debentures	$1,584,370	$-

TOTAL LIABILITIES	$1,584,895	$-

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 9,981,442
& 820 Shares Issued and Outstanding @ $0	$-	$-
Paid in Capital	$820	$820
Accumulated Deficit During Exploration Stage	$(1,345)	$(820)
TOTAL STOCKHOLDERS DEFICIENCY	$(525)	$-

TOTAL LIABILITIES &
STOCKHOLDER'S DEFICIENCY	$1,584,370	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS INC.
(Formerly Autobahn International Inc.)
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Stated in US Dollars)

						From Inception
		For the Year Ended December 31				(December 9, 2004)
		2005		2004		December 31 2005

REVENUE	$		$		$

EXPENSES
Professional fees		$-		$-		$-
General and Administrative		$525		$820		$1,345
Total Expenses		$525		$820		$1,345

Loss From operations
Other Income and Expenses

Foreign Currency transaction Gain (loss)		$-		$-		$-

Total Other Income & Expenses Loss
Before Income Taxes

Provision for Income Tax		$-		$-		$-

Net Loss		$(525)		$(820)		$(1,345)

Basic & Diluted (loss) per Share		(0.000)		(1)		(0.000)

Weighted Average Number
of Shares Outstanding- Basic & Diluted		2,495,360		820		2,304,040

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS INC.
(Formerly Autobahn International Inc.)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
From Inception (December 9, 2004) to December 31, 2005
(A Development Stage Company)
(Stated in US Dollars)

			Additional
	Common Stock		Paid in	Accumulated		Total
	Shares	Amount	Capital	Deficit		Equity

Shares issued for cash	820	$-	$820	$		$820

Net (Loss) for period					$(820)	$(820)
Balance, December 31, 2004	820	$-	$820		$(820)	$-

Shares Issued October 2005	9,980,622	$9,980	$(9,980)	$		$

Net (Loss) for period					$525	$(525)
Balance, December 31, 2005	9,981,442	$9,980	$(9,160)		$(1,345)	$(525)

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS INC.
(Formerly Autobahn International Inc.)
STATEMENT OF CASH FLOWS
(A Development Stage Company)
(Stated in US Dollars)

	For the Year Ended December 31		From Inception (December 9, 2004) to
	2005	2004	December 31 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(525)	$(820)	$(1,345)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Prepaid Expenses	$-	$-	$-
Accounts Payable & Accrued Expenses	$525	$-	$525
Net Cash Used In Operating Activities	$-	$(820)	$(820)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments	$(1,583,364)	$-	$(1,583,364)
Net Cash Used In Investing Activities	$(1,583,364)	$-	$(1,583,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital	$9,980		$9,980
Paid-in capital	$(9,980)	$820	$(9,160)
Convertible debentures	$1,584,370	$-	$1,584,370
Net Cash Provided By Financing Activities	$1,584,370	$820	$1,585,190

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$-	$-	$-
NET INCREASE (DECREASE) IN CASH	$1,006	$-	$1,006
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,006	$-	$1,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For:
Interest
Income Tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS INC.
(Formerly known as Autobahn International, Inc.)
Notes to the Financials Statements
December 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The  Company  was  incorporated  under  the  laws of  the  State  of  Delaware  on December 9, 2004 as Caffe Diva Group Ltd.

On June 7 , 2005 the company filed articles of merger with the Secretary of State in Delaware to merge with Autobahn International, Inc. a private company. As a result of  the  merger,  the  Company  changed  its  name  from  Caffe  Diva  Group Ltd  to Autobahn International, Inc.

On May 30, 2006, a Certificate of Amendment was filed with the Secretary of State in  Delaware  to  change its  name  from Autobahn  International,  Inc.  to  Global Development Inc.

Global  Developments,  Inc.  invests  in innovative and  emerging  growth-oriented companies. The Company’s practice is to acquire companies and build their value through investment, M&A, optimal capital structure and strategic oversight. Our goal is to spinout these companies through initial public offerings or direct sale, and share the  proceeds  of  these  divestures  directly with our  investor-shareholders  through formula driven dividends and reinvestment of profits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The  Company’s  financial  statements  are  prepared  using the  accrual method  of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

The  Company  recognizes  revenue  when  persuasive  evidence  of  an  arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c. Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

GLOBAL DEVELOPMENTS INC.
(Formerly known as Autobahn International, Inc.)
Notes to the Financials Statements
December 31, 2005

d. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Assets

At the end of each financial period, the management estimates the fair value of investments based  on  the  criteria  below  and  reflects  such  valuations  in  the consolidated financial statements

Securities which are traded on a recognized securities exchange and for which no sales restrictions apply, are recorded at fair market values based on the closing price of the securities, the last day it traded.  As of December 31, 2005 there were no publicly traded investments on the balance sheet of the company.

Securities which are traded on a recognized securities exchange but are restricted for sale  or  transfer  are  recorded  at  amounts  discounted  from market  value.      In determining the discount for such investments the company considers the nature and length of restriction, business risk of the investee company, its stage of development, market potential, relative trading volume and price volatility, and any other factors that may be relevant to the ongoing and realizable value of the investment. As of December 31, 2005 there were no publicly traded investments on the balance sheet.

Securities in privately-held companies are recorded at cost unless upward adjustment is  considered  appropriate  and  supported by  pervasive and  objective evidence. Downward adjustments to carrying value are made when there is evidence of a decline in value as indicated by the assessment of the financial condition of the investment.

Debt instruments are valued at the lesser of the discounted cash flow or the fair value of the underlying security.

GLOBAL DEVELOPMENTS INC.
(Formerly known as Autobahn International, Inc.)
Notes to the Financials Statements
December 31, 2005

Equity Investments

Issuer	Description	Cost	Fair Value

Canoe Creek Golf Course	200,000 Shares	$168,180	$168,180
Bio Life Remedies	2,050,000 Shares	$100,000	$100,000
Aurelio Resources	500,000 Shares	$50,000	$50,000

Sub Total		$318,180	$318,180

Convertible Debentures

Borrower	Description	Cost	Fair Value
New World Entertainment	Convertible Debenture	$284,000	$284,000
Morning Star Holdings	Convertible Debenture	$822,273	$822,273
Kinder Travel Inc	Convertible Debenture	$49,911	$49,911
Studio Zone	Convertible Debenture	$109,000	$109,000
Sub Total		$1,265,184	$1,265,184
Total		$1,583,364	$1,583,364

f. Property and Equipment

As of December 31, 2005 the company did not have any property or equipment.

g. Income ( Loss )

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue for the years 2004 and 2005 was $0. Expenses for 2004 were $820 and for 2005 were $525.

Total net loss for 2004 was $820 and net loss for 2005 was $525.

h. Basic Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements. Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

GLOBAL DEVELOPMENTS INC.
(Formerly known as Autobahn International, Inc.)
Notes to the Financials Statements
December 31, 2005

j. Liabilities

On  August 31,  2005 the  company entered  into  a  Convertible  Debenture  Loan Agreement with  Nexus  Asset  Holdings  LLC.    The  loan agreement  was  for $1,000,000, for a two (2) year period and is due or must be converted to shares on or before August 31, 2007.

On September 30, 2005 the company entered into a Convertible Debenture Loan Agreement  with Nexus  Assets Holdings LLC. The  loan  agreement  allows  the company to borrow up to $9,000,000 over a two (2) year period. As of December 31, 2005 the company had drawn down $583,364 from this loan. The loan agreement is due or must be converted to shares on or before September 30, 2007.

NOTE 3 - GOING CONCERN

The  accompanying  financial  statements  have  been  prepared  assuming  that  the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new.  This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($1345) for the period from December 9, 2004 (inception) to December 31, 2005 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Global Developments Inc.

Date: November 29, 2006	By:	/s/ John D. Briner
John D. Briner
President