Form 10QSB
period 2006-06-30
Global Developments Inc.
filed 2006-12-12
CIK 1375589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-1375589

GLOBAL DEVELOPMENTS, INC
(Exact name of small business Issuer as specified in its charter)

Delaware	EIN 98-045-3932
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Ste. 510, 999 W. Hastings St.
Vancouver, B.C., Canada	V6C 2W2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (604) 685-7552

GLOBAL DEVELOPMENTS, INC.
Ste. 510, 999 W. Hastings St.
Vancouver, B.C., Canada

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,981,442 Shares of Common Stock, $0.001 par value, outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

GLOBAL DEVELOPMENTS, INC.

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

GLOBAL DEVELOPMENTS, INC.

INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

GLOBAL DEVELOPMENTS INC.
(Formerly Autobahn International Inc.)
BALANCE SHEET
(A Development Stage Company)
(Stated in US Dollars)

	June 30	December 31
	2006	2005
	(Un-audited)
ASSETS

Investments, at fair value	$13,011,859	$1,583,364
Cash and equivalents	$89,793	$1,006
Prepaid and other receivables	$-	$-
TOTAL ASSETS	$13,101,652	$1,584,370

CURRENT LIABILITIES

Accounts payable	$2,802	$525
Total Current Liabilities	$2,802	$525

LONG-TERM LIABILITIES

Convertible debentures	$8,483,925	$1,584,370

TOTAL LIABILITIES	$8,486,727	$1,584,895

STOCKHOLDERS' EUITY
Common Stock, $0.001 par value, 9,981,442
& 820 Shares Issued and Outstanding @ $0	$-	$-
Paid in Capital	$820	$820
Unrealized Gains (Loss) on Investments	$4,617,727	$-
Accumulated Deficit During Development Stage	$(3,622)	$(1,345)
TOTAL STOCKHOLDERS EQUITY	$4,614,925	$(525)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIENCY	$13,101,652	$1,584,370

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS, INC.

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

GLOBAL DEVELOPMENTS INC.
(Formerly Autobahn International Inc.)
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Stated in US Dollars)

	For the Six Months Ended	For the Year Ended	From Inception (December 9, 2004) to
	June 30, 2006	December 31, 2005	December 31, 2005

Net investment Gains (loss)
Net Unrealized Gains (Loss) on Investments	$4,617,727	$-	$4,617,727
	$4,617,727	$-	$4,617,727

Other Income	$-	$-	$-
	$-	$-	$-
Expenses
Professional fees	$2,277	$-	$2,277
General and Administrative		$525	$1,345
Total Expenses	$2,277	$525	$3,622

Foreign Currency transaction Gain (loss)	$-	$-	$-

Total Other Income & Expenses (Loss) Before Income Taxes

Provision for Income Tax	$-	$-	$-

Net Gain (Loss)	$4,615,450	$(525)	$4,614,105

Basic & Diluted (Loss) per Share	0.46	(0.000)	0.87

Weighted Average Number of Shares Outstanding- Basic & Diluted	9,981,442	2,495,360	5,284,678

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS INC.
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in US Dollars)

	For the Six Months Ended	For the Year Ended	From Inception (December 9, 2004) to
	June 30, 2006	December 31, 2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$4,615,450	$(525)	$4,614,105
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Net Unrealized Loss (Gain) on Investments	$(4,617,727)	$-	$(4,617,727)
Prepaid Expenses	$-	$-	$-
Accounts Payable & Accrued Expenses	$2,277	$525	$2,802
Net Cash Used In Operating Activities	$-	$-	$(820)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments	$(6,810,768)	$(1,583,364)	$(8,394,132)
Net Cash Used In Investing Activities	$(6,810,768)	$(1,583,364)	$(8,394,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital	$-	$9,980	$9,980
Paid-in capital	$-	$(9,980)	$(9,160)
Convertible debentures	$6,899,555	$1,584,370	$8,483,925
Net Cash Provided By Financing Activities	$6,899,555	$1,584,370	$8,484,745

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,006		$-
NET INCREASE (DECREASE) IN CASH	$88,787	$1,006	$89,793
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,793	$1,006	$89,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$-	$-	$-
Net Unrealized Loss (Gain) on Investments	$(4,617,727)	$-	$(4,617,727)
Income Tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
PERIOD FROM INCEPTION, December 9, 2004 to June 30, 2006
(Stated in U.S. Dollars)

			Additional		Unrealized Gain
	Common Stock		Paid in	Accumulated	(Loss) on	Total
	Shares	Amount	Capital	Deficit	Investments	Equity

Shares issued at founders	820	$-	$820			$820

Net (Loss) for period				$(820)	$-	$(820)
Balance, December 31, 2004	820	$-	$820	$(820)	$-	$-

Shares Issued October 2005	9,980,622	$9,980	$(9,980)			$-

Net (Loss) for period				$(525)	$-	$(525)
Balance, December 31, 2005	9,981,442	$9,980	$(9,160)	$(1,345)	$-	$(525)

Net (Loss) for period				$(2,277)	$4,617,727	$4,615,450
Balance, June 30, 2006	9,981,442	$9,980	$(9,160)	$(3,622)	$4,617,727	$4,614,925

The accompanying notes are an integral part of these financial statements.

GLOBAL DEVELOPMENTS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Stated in U.S. Dollars)

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

Global Developments, Inc., invest in innovative and emerging growth-oriented companies. The companies practice is to acquire companies and build their value through investment, M&A, optimal capital structure and strategic oversight. Our goal is to spinout these companies through initial public offerings or direct sale, and share the proceeds of these divestures directly with our investor-shareholders through formula driven dividends and reinvestment of profits.

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

Debt instruments are valued at the lesser of the discounted cash flow or the fair value of the underlying security.

Investments as of June 30, 2006

2005 Equity Investments	Issuer	Description	Cost	Fair Market Value as of June 30, 2006
	Canoe Creek Golf Course	200,000 Shares	$168,180	$168,180
	Bio Life Remedies	2,050,000 Shares	$100,000	$100,000
	Aurelio Resources	250,000 Shares	$25,000	$25,000
2005 Sub Total			$293,180	$293,180

2006 Quarter 1 Equity Investments	Issuer	Description	Cost	Fair Market Value as of June 30, 2006
	Red Truck Entertainment	2,153,846 Shares	$140,000	$140,000
	Eagle Aero Holdings	2,000,000 Shares	$30,000	$30,000
	ResortShips International	3,214,286 Shares	$225,000	$225,000
	Vinq Entertainment LLP	4 units	$200,000	$200,000
2006 Q1 Sub Total			$595,000	$595,000

2006 Quarter 2 Equity Investments	Issuer	Description	Cost	Fair Market Value as of June 30, 2006
	Red Truck Entertainment	3,846,153 Shares	$250,000	$250,000
	World Hockey Association	8,000,000 Shares	$240,000	$4,880,000
	Kinder Travel	2,000,000 shares	$100,000	$100,000
	Med Tech Solutions Inc.	300,000 Shares	$775,000	$775,000
	World Mobile Network	2,500,000 Shares	$35,000	$35,000
2006 Q2 Sub Total			$1,400,000	$6,040,000

2005 Loan Investments	Borrower	Description	Cost	Fair Market Value as of June 30, 2006
	Kinder Travel Inc.	Convertible Debenture	$49,991	$49,991
	New World Entertainment	Convertible Debenture	$284,000	$284,000
	Morning Star Holdings	Convertible Debenture	$822,273	$800,000
	Studio Zone	Convertible Debenture	$109,000	$109,000
2005 Sub Total			$1,265,264	$1,242,991

2006 Quarter 1 Loan Investments	Borrower	Description	Loan	Fair Market Value as of June 30, 2006
	Franklin Ross	Loan	$100,000	$100,000
	Kinder Travel	Convertible Debenture	$75,281	$75,281
	New World Entertainment	Convertible Debenture	$17,857	$17,857
	Eneco Industries	Convertible Debenture	$41,788	$41,788
	Autobahn International	Convertible Debenture	$54,520	$54,520
	The Studio Zone, Inc	Convertible Debenture	$2,291	$2,291
	5 Star Design Group	Convertible Debenture	$1,856	$1,856
2006 Q1 Sub Total			$293,593	$293,593

2006 Quarter 2 Loan Investments	Borrower	Description	Cost	Fair Market Value as of June 30, 2006
	New World Entertainment	Convertible Debenture	$2,950,000	$2,950,000
	Eneco Industries	Convertible Debenture	$185,750	$185,750
	Seer Sign and Graphics	Convertible Debenture	$897	$897
	Irwin Energy	Convertible Debenture	$685,000	$685,000
	Omni Entertainment	Convertible Debenture	$400,000	$400,000
	Helixus Productions	Loan	$86,000	$86,000
	The Studio Zone, Inc	Convertible Debenture	$11,322	$11,322
	Autobahn International	Convertible Debenture	$8,333	$8,333
	Kinder Travel Inc.	Convertible Debenture	$107,077	$107,077
	5 Star Design Group	Convertible Debenture	$12,716	$12,716
	UBA Technology	Loan	$100,000	$100,000
2006 Q2 Sub Total			$4,547,095	$4,547,095

Grand Total			$8,394,132	$13,011,859

f. Property and Equipment

As of December 30, 2006 the company does not have any property or equipment.

g. Income ( Loss )

Income represents all of the company’s revenue less all its expenses in the period incurred. Revenue for the years 2004 and 2005 was $0. Expenses for 2004 were $820 and for 2005 were $525. Revenue for the six months ending June 30th, 2006 including unrealized gains was $4,617,727. Expenses for the six months ending June 30th, 2006 were $2,277.

Total net loss for 2004 was $820 and net loss for 2005 was $525. Net income including revenue from unrealized gains for the six months ending June 30th, 2006 was $4,615,450.

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

On September 30, 2005 the company entered into a Convertible Debenture Loan Agreement with Nexus Assets Holdings LLC. The loan agreement allows the company to borrow up to $9,000,000 over a two (2) year period. As of December 31, 2005 the company had drawn down $8,483,925 from this loan. The loan agreement is due or must be converted to shares on or before September 30, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net unrealized gain of $4,617,727 for the period from December, 2004 (inception) to June 30, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nature of Business

Global Developments Inc. (“Global”, “We” or the “Company”) is a venture capital company that focuses on equity and debt financing. Global acquires businesses, in part or in whole, via equity acquisitions of those businesses. Global also arranges debt financing for businesses in the form of loans and convertible debentures. On both the venture capital and debt sides of its business, Global Developments’ clients include private and publicly listed, early-stage and newly formed companies.

The Company has been in operation as Global Developments Inc. since May 30, 2006, when a Certificate of Amendment was filed with the Secretary of State in Delaware to change its name from Autobahn International, Inc. to Global Developments Inc. Prior to our name change to Global Developments, we operated as Autobahn International, Inc. as a venture capital company.

Results of operations

From the Company’s inception on December 9, 2004 until June 30, 2006, the Company did not generate revenue.

For the 6 months from January 1, 2006, to June 30, 2006, and in our 2005 fiscal year, we recognized losses from operations. The following discussion is based on our consolidated financial statements:

The Company did not generate any revenue from operations for the six-month periods ended June 30, 2006.

Net loss from operations for the six months ended June 30, 2006, was $2,277. Net loss from operations for the twelve months ended December 31, 2005, was $525. The increase in operating loss in 2006 compared to 2005 was due to increased professional fees.

On December 31, 2005 the company had a cash position of $1,006. On June 30, 2006 the cash position increased to $89,793. On December 31, 2005 the fair market value of investments was $1,583,364. By June 30, 2006 this balance had increased to $13,011,859. On December 31, 2005 Global Developments had total liabilities of $1,1584,895. On June 30, 2006 the total liabilities increased to $8,486,727.

On December 31, 2005 the company had 9,981,442 shares issued and outstanding. On June 30, 2006 the company had 9,981,442 shares issued and outstanding.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding Fortuna Gaming Corp.’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Competition

Many small and large companies compete with us. Management expects that the Company will face competition for investment by potential, new shareholders from a wide range of companies, including other financial institutions, venture capital companies, hedge funds, funds offered by mutual fund companies, bank and insurance instruments and other investment vehicles such as dividend re-investment plans and royalty trusts. Many of the Company's current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than does the Company. Many of these current and potential competitors can devote substantially more resources to the development of their business operations than the Company can at present. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with other established competitors. Due to the high-risk nature of Global Developments’ business, competition from the aforementioned will be difficult to overcome. Accordingly, an investment in our securities represents significant risk.

Many of the industries and businesses in which we have invested are highly competitive. Management expects that many of the companies in which it has invested face stiff competition. For some of the companies in which we have invested, barriers to entry are minimal, and current and new competitors can launch products and services at a relatively low cost. The Company recognizes that its competitive advantage is not simply founded on the uniqueness or novelty of the companies in which it has invested, but is based on the ability of the companies to compete, to brand their services and products, and where relevant, to ensure the quality and reliability of their products, services and the strength of each company’s marketing and sales program, including the level of customer service that each company makes available to its clients.

Research and Development Expenditures

Since the Company’s inception as Global Developments, Management has collectively allocated over 1000 hours to the development of our investments.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

DESCRIPTION OF PROPERTY

The Company does not own any property. Our principal address is Suite 510 - 999 West Hastings, Vancouver, BC, Canada, V6C 2W2.

LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to Management’s knowledge, no such proceedings are threatened or contemplated.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the six months ending June 30, 2006.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "GBDP".

Holders of Our Common Stock

As of June 30, 2006 there were approximately 700 shareholders in the Company’s common stock.

Share Consolidation

Not applicable.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent us from declaring dividends.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable.

Plan of Operations

Our business plan for the next twelve months is to continue to provide loans and make equity investments in early-stage and newly formed businesses. We also plan to work closely with the management teams of the companies in which we have invested, so that we may encourage their development.

We may seek to raise additional capital over the coming twelve to eighteen months. This means that we might offer shares of our stock to raise the capital we require to execute our business plane. We plan to find the capital necessary to offer such funding by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Limited Operating History; Need for Additional Capital

There is little historical financial information about the Company upon which to base an evaluation of our performance. The Company is in a early stage of development and cannot guarantee that we will be successful in our business operations. The Company’s business is subject to risks inherent in the establishment of a new business enterprise.

The Company has no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, the Company may not be unable to continue, develop or expand operations. Equity financing could result in additional dilution to existing shareholders.

The Company has not attained profitable operations and is dependent upon obtaining additional financing. For these reasons our auditors have stated in their report that they have substantial doubt that we will be able to continue as a going concern.

The financial statements accompanying this report contemplate the Company’s continuation as a going concern. However, the Company has sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of our products. The Company intends to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

Off- Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

The Company faces a high risk of business failure because of the unique difficulties and uncertainties inherent in new ventures.

Potential investors should be aware of the difficulties normally encountered by commencing a new business venture and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business the Company plans to undertake.

Our stock is a “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and, to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2006.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEVLOPMENTS INC.

Date: June 30, 2006	By:	/s/ John Briner
President and CEO